Form 10-K
period 2004-12-31
LEHMAN ABS CORP BCKD TR CRTS CORN DB BCK SE 2001-35
filed 2005-03-29
CIK 1267749

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

For the fiscal year ended December 31, 2004

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
                                     Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                           Delaware                                                13-3447441
--------------------------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


          745 Seventh Avenue, New York, New York                                     10019
--------------------------------------------------------------        ------------------------------------
         (Address of principal executive offices)                                  (Zip Code)


Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:


Title of Class                                            Name of Registered Exchange
--------------                                            ---------------------------

Corporate Backed Trust Certificates, Corning              New York Stock Exchange ("NYSE")
Debenture-Backed Series 2001-35


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes / /    No /x/

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

                      DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders, filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto.

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

Corning Incorporated, the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on Corning Incorporated, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under Corning Incorporated's Exchange Act file number, 001-03247. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the issuer of the underlying securities may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I

Item 1.  Business.
------------------
      Not Applicable

Item 2.  Properties.
-------------------
      Not Applicable

Item 3.  Legal Proceedings.
--------------------------
      None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
      None

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
and Issuer Purchases of Equity Securities.
------------------------------------------
      The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
      Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operation.
---------------------

      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
      Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
      Not Applicable

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------
      None

Item 9A. Controls and Procedures.
--------------------------------
      Not Applicable

Item 9B. Other Information.
--------------------------
      None



                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
      Not Applicable

Item 11. Executive Compensation.
--------------------------------
      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
      Not Applicable

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
      None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
      Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
-------------------------------------------------

      (a)   The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2004 through and including December 31, 2004 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------------------------------------------------------------------
                     Trust Description                       Distribution Date    Filed on
--------------------------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Corning                      03/01/2004        03/09/2004
Debenture-Backed Series 2001-35 Trust                             09/01/2004        09/14/2004

--------------------------------------------------------------------------------------------------


            2.    None.

            3.    Exhibits:

                  99.1 - Certification by Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

                  99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (b)   See Item 15(a) above.

      (c)   Not Applicable

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Dated:  March 28, 2005            By:   /s/ CHARLES M. WEAVER
                                     ------------------------
                                        Name:  Charles M. Weaver
                                        Title:  Vice President


                                      EXHIBIT INDEX

      -----------------------------------------------------------------------------------
          Reference
          Number per               Description of Exhibits             Exhibit Number
         Item 601 of                                                  in this Form 10-K
        Regulation SK
      -----------------------------------------------------------------------------------
                        Certification by Vice President of the
            (99.1)      Registrant pursuant to 15 U.S.C. Section            99.1
                        7241, as adopted pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002.
      -----------------------------------------------------------------------------------
                        Annual Compliance Report by Trustee pursuant
            (99.2)      to 15 U.S.C. Section 7241, as adopted               99.2
                        pursuant to Section 302 of the Sarbanes-
                        Oxley Act of 2002.
      -----------------------------------------------------------------------------------
